Form 10-K
period 2017-03-31
Nissan Auto Receivables 2016-A Owner Trust
filed 2017-06-28
CIK 1660703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________________
333-208544-01
(Commission file number of Issuing Entity)
NISSAN AUTO RECEIVABLES 2016-A OWNER TRUST
(Exact name of issuing entity specified in its charter)
333-208554
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
Large Accelerated Filer: ☐                                                    Accelerated Filer: ☐
Non-Accelerated Filer: ☒                                                      Smaller reporting company: ☐
(Do not check if a smaller reporting company)
                                                                                                   Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.
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
Item 1117 of Regulation AB.  Legal Proceedings.
The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following four paragraphs for purposes of compliance with Regulation AB.
As of June 30, 2016, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 97 issuances of automobile receivables-backed securities with an outstanding aggregate principal balance of approximately $36,343,100,000.
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

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
The Servicing Assessment Report and the related Attestation Report completed with respect to the Indenture Trustee do not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(iii)—certain advances of funds were not made, reviewed and approved as specified in the transaction agreements for certain transactions within the assessed retail and lease contract servicing platform (the “Platform”).
Specifically, under the transaction agreements for the lease asset-backed securities transactions included in the Platform and subject to specified conditions, NMAC, as Servicer, is required to make advances with respect to the residual value of vehicles after the scheduled maturity of the related leases.  Due to an inaccuracy in the Servicer’s reporting system, residual value advances in the lease asset-backed securities transactions included in the Platform were not in some cases made on the required deposit dates.  This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer.

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

Date:                          June 28, 2017
S-1

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
4.1
Indenture, dated as of February 10, 2016, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 10, 2016, File No. 333-208544-01)

4.2
Amended and Restated Trust Agreement, dated as of February 10, 2016, by and between NARC II, as depositor, and Wilmington Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 10, 2016, File No. 333-208544-01)

10.1
Purchase Agreement, dated as of February 10, 2016, by and between NARC II, as purchaser, and NMAC, as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 10, 2016, File No. 333-208544-01)

10.2
Sale and Servicing Agreement, dated as of February 10, 2016, by and among the Issuing Entity, NARC II, as seller, and NMAC, as servicer (incorporated by reference to Exhibit 10.2 of Form 8-K, dated February 10, 2016, File No. 333-208544-01)

10.3
Administration Agreement, dated as of February 10, 2016, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and the Owner Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, dated February 10, 2016, File No. 333-208544-01)

10.4
Asset Representations Review Agreement, dated as of February 10, 2016, by and among Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer.

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